Form 10-K
period 2006-12-31
JPMAC 2006-NC2
filed 2007-04-02
CIK 1371684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                      OR
[ ]    TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from           to


                      Commission File Number: 333-130192-17

                      J.P. Morgan Acceptance Corporation I
             (Exact name of registrant as specified in its charter)

                J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                                (Issuing Entity)

                      J.P. Morgan Acceptance Corporation I
             (Exact name of Depositor as specified in its charter)

                     J.P. Morgan Mortgage Acquisition Corp.
              (Exact name of Sponsor as specified in its charter)

         Delaware                                           13-3475488
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                           Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code :(212) 834-3850

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    Not Applicable.

                                     PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Not Applicable.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9A(T). Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


                                    PART IV

          ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J

Item 1112(b) of Regulation AB:  Significant Obligor Financial Information

         None.

Item 1114(b)(2) and Item 1115(b) of Regulation AB:
        Significant Enhancement Provider Financial Information

         None.

Item 1117 of Regulation AB:  Legal Proceedings

Legal Proceedings of New Century Mortgage Corporation

Securities Class Action Litigation

     On February 8, 2007, Avi Gold filed a securities class action complaint in the United States District Court for the Central District of California against the New Century Mortgage Corporation ("New Century Mortgage"), an indirect wholly owned subsidiary of New Century Financial Corporation (the "Company") and certain of its directors and officers (the "Original Complaint"). The Original Complaint alleges that defendants violated federal securities laws by issuing false and misleading statements and failing to disclose material facts about the Company, which resulted in artificially inflated market prices of the Company's common stock. The purported class period is between April 7, 2006 and February 7, 2007. The Original Complaint seeks money damages in favor of its purported class of purchasers of the Company's securities, the costs and expenses of the action and other relief that may be granted by the court.

     The Company has also learned that seventeen additional purported class actions were filed in the United States District Court for the Central District of California between February 8, 2007 and March 16, 2007. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the Original Complaint and allege various class periods, the longest of which is from April 7, 2006 to March 2, 2007. One of these class actions has been brought on behalf of the holders of the Company's 9.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and the holders of the Company's 9.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). Another of these class actions has been brought on behalf of the holders of the Company's Series B Preferred Stock. The Company anticipates that similar actions on behalf of holders of the Company's common stock, Series A Preferred Stock and Series B Preferred Stock may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately. The Company's management intends to vigorously defend these claims; however, an unfavorable outcome in these cases or future securities class action cases could have a material adverse effect on the Company's financial condition.

Shareholder Derivative Complaint

     The Company was served with a shareholder derivative complaint on March 1, 2007, filed in the Superior Court of California, County of Orange. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violations of California Corporations Code 25402 and seeks damages for breach, disgorgement, equitable relief, costs and fees. The case is in the very preliminary stages.

     The Company has also learned that five additional shareholder derivative actions were filed in the Superior Court of California, County of Orange between February 8, 2007 and March 16, 2007 and two additional shareholder derivative actions were filed in the United States District Court for the Central District of California during this same time period. These complaints, some of which the Company has not yet been served with and which name the Company and certain of its officers and directors as defendants, present in large degree the same legal and factual issues as the original shareholder derivative complaint. The Company anticipates that similar actions may be filed in the future and does not undertake any obligation to update this disclosure for any similar or related claims that may be made in this regard. The Company intends to review the allegations in these complaints and respond appropriately.

U.S. Attorney's Office Investigation

     On February 27, 2007, the Company received a letter from the United States Attorney's Office for the Central District of California (the "U.S. Attorney's Office") indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in the Company's securities, as well as accounting errors regarding the Company's allowance for repurchase losses. The Company has subsequently received a grand jury subpoena requesting production of certain documents. The Company intends to cooperate with the requests of the U.S. Attorney's Office.

SEC Investigation

     On March 7, 2007, the Company received a letter from the Pacific Regional Office of the Securities and Exchange Commission (the "SEC") requesting that NCFC preserve certain documents. On March 12, 2007, the Company received a letter from the staff of the Pacific Regional Office of the SEC stating that the staff was conducting a preliminary investigation involving the Company and requesting production of certain documents. The staff of the SEC had also previously requested a meeting with the Company to discuss the events leading up to the Company's previous announcement of the need to restate certain of its historical financial statements. The Company intends to cooperate with the requests of the SEC.

State Regulatory Actions

     The Company has been engaged in recent ongoing discussions with its state regulators regarding the Company's funding constraints and the impact on consumers who are in various stages of the loan origination process with the Company. The Company has advised these regulators that it has ceased accepting loan applications. In addition, the Company has advised these regulators that at this time, the Company and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with the Company. The Company has been and is continuing to work cooperatively with these regulators to mitigate the impact on the affected consumers, including transferring pending loans and loan applications to other mortgage lenders. The Company has also been providing daily reports to its various regulators regarding the status of loans in process in their states, as well as responding to ad hoc information requests.

     The Company received cease and desist orders from the States of Massachusetts, New Hampshire, New Jersey and New York on March 13, 2007
(collectively, the "March 13 Orders"). New Century Mortgage additionally received a Suspension Order from the state of New York on March 13, 2007 (the "NCMC Suspension Order"). The NCMC Suspension Order suspends New Century Mortgage's mortgage banking license in the State of New York for a period not to exceed 30 days, pending investigation. On March 14 and 15, 2007, the Company received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the "March 14-15 Orders"). The March 13 Orders and the March 14-15 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Additionally, on March 14, 2007, New Century Mortgage and Home123 entered into a Consent Agreement and Order with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the "Pennsylania Consent Agreement").

The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 13 Orders, the March 14-15 Orders and the Pennsylvania Consent Agreement also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The cease and desist order received from the Rhode Island Department of Business Regulation on March 14 suspends the licenses of one or more of the Company's subsidiaries and seeks to assess administrative penalties.

     The Company and its subsidiaries requested hearings on the cease and desist orders issued by regulators in Maryland, Massachusetts, Connecticut and Rhode Island on March 23, 2007, and in Tennessee on March 27, 2007.

     On March 14, 2007, the Attorney General of Ohio and the Ohio Department of Commerce, Division of Financial Institution (together, the "State") filed a lawsuit against the Company, New Century Mortgage and Home123 (collectively, the "Defendants") on March 14, 2007 in Ohio state court (the "Ohio Complaint"). The Ohio Complaint alleges that the Company has engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after closing. Also on March 14, 2007, the court granted the State's motion to enter a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against the Defendants (as modified, the "TRO"). The TRO restrained the Defendants from taking certain actions, including, among others,
(i) engaging in violations of state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. The TRO required the parties to confer with respect to restrictions regarding foreclosure action and the sale, transfer or assignment of loans more than 60 days delinquent. On March 26, 2007, the Defendants filed a Motion for Dissolution of Modified Temporary Restraining Order and Motion for an Emergency Hearing, and Opposition to a Preliminary Injunction. On March 28, 2007, the Defendants and the State reached agreement on a Stipulated Preliminary Injunction effective for 90 days and submitted it for court approval. The Stipulated Preliminary Injunction replaces the TRO and provides for a stay of the litigation for 90 days. The Stipulated Preliminary Injunction restrains the Defendants from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans. The Stipulated Preliminary Injunction also compels the Defendants to take certain actions, including the transfer to other lenders of any outstanding mortgage applications and unfunded mortgage loans, the placement in escrow of any upfront fees collected in connection with pending mortgage applications, and the provision of regular information to the State regarding the Company's activities in Ohio, including the status of all outstanding mortgage applications and unfunded mortgage loans. The Stipulated Preliminary Injunction also requires the Defendants to submit certain loans (and related information) as to which it intends to foreclose to the State for the State to review. The State may object to the Company proceeding with a particular foreclosure and if the Company is unable to convince the State to permit it to proceed, the foreclosure will not proceed for the duration of the Stipulated Preliminary Injunction. The Stipulated Preliminary Injunction also provides for the State to review and object to the Defendants selling, transferring or assigning certain loans that are more than 60 days delinquent.

     On March 16, 2007, the Company received additional cease and desist orders from the State of California (the "California Orders") and certain of the Company's subsidiaries entered into consent agreements with the State of Florida's Office of Financial Regulation and the State of Washington's Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements" and together with the California Orders, the "March 16 Orders and Consent Agreements").

     The March 16 Orders and Consent Agreements contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. The March 16 Orders and Consent Agreements restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 16 Orders and Consent Agreements also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

     On March 16, 2007, Home123 received a suspension order (the "Home123 Suspension Order") from the State of New York Banking Department. The Home123 Suspension Order contains allegations similar to those included in the NCMC Suspension Order and further provides that Home123's mortgage banking license in the State of New York has been suspended for a period not exceeding 30 days, pending investigation. The Company and Home123 are reviewing the Home123 Suspension Order and accordingly have not yet determined whether they will appeal all or any portion of the Home123 Suspension Order.

     On March 20, 2007, the Company entered into a Combined Statement of Charges and Consent Order with the State of Iowa and a Consent Agreement and Order with the State of Maine Office of Consumer Credit Regulation, Department of
Professional and Financial Regulation (together, the "March 20 Orders"). On March 21, 2007, the Company entered into a Consent Order with the State of
Michigan,  Department  of Labor &  Economic  Growth,  Office  of  Financial  and
Insurance Services and a Consent Order with the State of Wyoming Banking Commission (the "March 21 Orders"). On March 23, 2007, the Company entered into a Consent Agreement and Order with the State of Idaho Department of Finance (the "March 23 Order"). Similar to the consent agreements described above, the March 20, 21 and 23 Orders contain allegations that certain of the Company's subsidiaries have engaged in violations of state law, including, among others, failure to fund mortgage loans after closing. They restrain the Company's subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. They also compel the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any upfront fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries' activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

     The Company anticipates that cease and desist orders will continue to be received by the Company and its subsidiaries from additional states in the future and that the Company and its subsidiaries may enter into additional consent agreements similar to those described above.

     The Company intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from the Company's funding constraints.


Item 1119 of Regulation AB:   Affiliations and Certain Relationships
                              and Related Transactions

         Previously disclosed in Prospectus Supplement filed as of date August 21, 2006 pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB:   Compliance with Applicable Servicing Criteria

        (a) See Exhibits 33.1 through 33.5 and 34.1 though 34.5

        (b) On October 1, 2006, The Bank of New York acquired portions of JPMorgan Chase Bank, National Association's corporate trust business. Through this acquisition The Bank of New York became the successor in interest to JPMorgan Chase Bank, National Association as Securities Administrator for the Issuing Entity and J.P. Morgan Trust Company, National Association as Custodian for the Issuing Entity. For the period October 1, 2006 through December 31, 2006, The Bank of New York performed certain of the activities as Securities Administrator on behalf of the Issuing Entity under the name JPMorgan Chase Bank, National Association pursuant to the agreements covering the acquisition of the corporate trust business from JPMorgan Chase Bank, National Association.

        (c) JPMorgan Chase Bank, N.A. has reported material noncompliance with applicable servicing criteria. JPMorgan Chase Bank, N.A.'s report on assessment of compliance is attached as Exhibit 33.4.

Item 1123 of Regulation AB, Servicer Compliance Statement

         See Exhibits 35.1 through 35.2.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Not Applicable.

    (2)  Not Applicable.

    (3) The following documents are included as part of, or incorporated by reference to, this annual report.

         Exhibit No.

          4.1 Pooling and Servicing Agreement (filed as an Exhibit to Form 8-K on September 7, 2006 and incorporated by reference herein)
          4.2 ISDA Master Agreement, Schedule to Master Agreement and Swap Confirmation (filed as an exhibit to Form 8-K/A on January 17, 2007 and incorporated by reference herein)
         31.1   Rule 13a-14(d)/15d-14(d) Certification
         33.1 JPMorgan Chase Bank, N.A.'s Report on Assessment of Compliance with Servicing Criteria
         33.2 Chase Home Finance LLC's Report on Assessment of Compliance with Servicing Criteria
         33.3 Management's Assertion of Compliance with Regulation AB Criteria The Bank of New York
         33.4 Management's Assertion of Compliance with Regulation AB Criteria JPMorgan Chase Bank, N.A.
         33.5 Management's Report on Assessment of Compliance with Applicable Servicing Criteria - J.P. Morgan Trust Company, N.A.
         34.1 Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP for JPMorgan Chase Bank, N.A.)
         34.2 Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP for Chase Home Finance LLC)
         34.3   Report of Independent Registered Public Accounting Firm
                (Ernst & Young LLP for The Bank of New York)
         34.4 Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP for JPMorgan Chase Bank, N.A.)
         34.5 Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP for J.P. Morgan Trust Company, N.A.)
         35.1   Servicer Compliance Statement of JPMorgan Chase Bank, N.A.
         35.2   Subservicer Compliance Statement of Chase Home Finance LLC

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      J.P. Morgan Mortgage Acquisition Trust 2006-NC2

                By:   J.P. Morgan Acceptance Corporation I , as Depositor

                By:    /s/ Brian Bernard
                      ---------------------------------------
              Name:   Brian Bernard
             Title:   President
              Date:   March 30, 2007

                                 EXHIBIT INDEX

Exhibit No.

  4.1 Pooling and Servicing Agreement (filed as an Exhibit to Form 8-K on September 7, 2006 and incorporated by reference herein).

  4.2 ISDA Master Agreement, Schedule to Master Agreement and Swap Confirmation (filed as an exhibit to Form 8-K/A on January 17, 2007 and incorporated by reference herein)

 31.1   Rule 13a-14(d)/15d-14(d) Certification

 33.1 JPMorgan Chase Bank, N.A.'s Report on Assessment of Compliance with Servicing Criteria

 33.2 Chase Home Finance LLC's Report on Assessment of Compliance with Servicing Criteria

 33.3 Management's Assertion of Compliance with Regulation AB Criteria The Bank of New York

 33.4 Management's Assertion of Compliance with Regulation AB Criteria JPMorgan Chase Bank, N.A.

 33.5 Management's Report on Assessment of Compliance with Applicable Servicing Criteria - J.P. Morgan Trust Company, N.A.

 34.1   Report of Independent Registered Public Accounting Firm
        (PricewaterhouseCoopers LLP for JPMorgan Chase Bank, N.A.)

 34.2   Report of Independent Registered Public Accounting Firm
        (PricewaterhouseCoopers LLP for Chase Home Finance LLC)

 34.3   Report of Independent Registered Public Accounting Firm
        (Ernst & Young LLP for The Bank of New York)

 34.4   Report of Independent Registered Public Accounting Firm
        (PricewaterhouseCoopers LLP for JPMorgan Chase Bank, N.A.)

 34.5   Report of Independent Registered Public Accounting Firm
        (PricewaterhouseCoopers LLP for J.P. Morgan Trust Company, N.A.)

 35.1   Servicer Compliance Statement of JPMorgan Chase Bank, N.A.

 35.2   Subservicer Compliance Statement of Chase Home Finance LLC

                                                                         EX-31.1

                     Rule 13a-14(d)/15d-14(d) Certification

     I, Brian Bernard, the President of the Depositor, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of J.P. Morgan Mortgage Acquisition Trust 2006-NC2 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects;

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: the Trustee, the Servicer and the Securities Administrator.


By:     /s/ Brian Bernard
       -------------------------------------
Name:  Brian Bernard
Title: President
       J.P. Morgan Acceptance Corporation I
Date:  March 30, 2007

                                                                         EX-33.1

                                     CHASE

    Management's Report on Assessment of Compliance with Applicable Servicing
                                    Criteria

JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Appendix A hereto (such criteria, after giving effect to the exclusions identified in Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to access the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria for as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association

Signed: /s/ David Lowman
-----------------------------
Name:  David Lowman
Title: Executive Vice President
Date:  02/26/2007



                                   APPENDIX A

----------------------------------------------------------------------------   --------------------  --------------
                                                                                      APPLICABLE      INAPPLICABLE
                                                                                      SERVICING        SERVICING
                            SERVICING CRITERIA                                        CRITERIA         CRITERIA
----------------------------------------------------------------------------   --------------------  --------------
   Reference                         Criteria
----------------  ----------------------------------------------------------
                           General Servicing Considerations

                  Policies and procedures are instituted to monitor any
                  performance or other triggers and events of default in
1122(d)(1)(i)     accordance with the transaction agreements.                             x(1)

                  If any material servicing activities are outsourced to
                  third parties, policies and procedures are instituted to
                  monitor the third party's performance and compliance with
1122(d)(1)(ii)    such servicing activities.                                              x

                  Any requirements in the transaction agreements to maintain
1122(d)(1)(iii)   a back-up servicer for the mortgage loans are maintained.                               x

                  A fidelity bond and errors and omissions policy is in
                  effect on the party participating in the servicing
                  function throughout the reporting period in the amount of
                  coverage required by and otherwise in accordance with the
1122(d)(1)(iv)    terms of the transaction agreements.                                    x

                              Cash Collection and Administration

                  Payments on mortgage loans are deposited into the
                  appropriate custodial bank accounts and related bank
                  clearing accounts no more than two business days following receipt, or such other number of days specified in the
1122(d)(2)(i)     transaction agreements.                                                                 x

                  Disbursements made via wire transfer on behalf of an
                  obligor or to an investor are made only by authorized
1122(d)(2)(ii)    personnel.                                                                              x

                  Advances of funds or guarantees regarding collections,
                  cash flows or distributions, and any interest or other
                  fees charged for such advances, are made, reviewed and
1122(d)(2)(iii)   approved as specified in the transaction agreements.                                    x

                  The related accounts for the transaction, such as cash
                  reserve accounts or accounts established as a form of
                  overcollateralization, are separately maintained (e.g.,
                  with respect to commingling of cash) as set forth in the
1122(d)(2)(iv)    transaction agreements.                                                                 x

                  Each custodial account is maintained at a federally
                  insured depository institution as set forth in the
                  transaction agreements. For purposes of this criterion,
                  "federally insured depository institution" with respect to a foreign financial institution means a foreign financial
                  institution that meets the requirements of Rule
1122(d)(2)(v)     13k-1(b)(1) of the Securities Exchange Act.                                             x

                  Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)    unauthorized access.                                                                    x

                  Reconciliations are prepared on a monthly basis for all
                  asset-backed securities related bank accounts, including
                  custodial accounts and related bank clearing accounts.
                  These reconciliations are (A) mathematically accurate; (B)
                  prepared within 30 calendar days after the bank statement
                  cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by
                  someone other than the person who prepared the
                  reconciliation; and (D) contain explanations for
                  reconciling items. These reconciling items are resolved
                  within 90 calendar days of their original identification,
                  or such other number of days specified in the transaction
1122(d)(2)(vii)   agreements.                                                                             x

                              Investor Remittances and Reporting

                  Reports to investors, including those to be filed with the
                  Commission, are maintained in accordance with the
                  transaction agreements and applicable Commission
                  requirements. Specifically, such reports (A) are prepared
                  in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information
                  calculated in accordance with the terms specified in the
                  transaction agreements; (C) are filed with the Commission
                  as required by its rules and regulations; and (D) agree
                  with investors' or the trustee's records as to the total
                  unpaid principal balance and number of mortgage loans
1122(d)(3)(i)     serviced by the Servicer.                                                               x

                  Amounts due to investors are allocated and remitted in
                  accordance with timeframes, distribution priority and
1122(d)(3)(ii)    other terms set forth in the transaction agreements.                                    x

                  Disbursements made to an investor are posted within two
                  business days to the Servicer's investor records, or such
                  other number of days specified in the transaction
1122(d)(3)(iii)   agreements.                                                                             x

                  Amounts remitted to investors per the investor reports
                  agree with cancelled checks, or other form of payment, or
1122(d)(3)(iv)    custodial bank statements.                                                              x

                                   Pool Asset Administration

                  Collateral or security on mortgage loans is maintained as
                  required by the transaction agreements or related mortgage
1122(d)(4)(i)     loan documents.                                                          x

                  Mortgage loan and related documents are safeguarded as
1122(d)(4)(ii)    required by the transaction agreements.                                  x

                  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any
1122(d)(4)(iii)   conditions or requirements in the transaction agreements.                x

                  Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are
                  posted to the Servicer's obligor records maintained no
                  more than two business days after receipt, or such other
                  number of days specified in the transaction agreements,
                  and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)    documents.                                                                              x

                  The Servicer's records regarding the mortgage loans agree
                  with the Servicer's records with respect to an obligor's
1122(d)(4)(v)     unpaid principal balance.                                                               x

                  Changes with respect to the terms or status of an
                  obligor's mortgage loans (e.g., loan modifications or
                  re-agings) are made, reviewed and approved by authorized
                  personnel in accordance with the transaction agreements
1122(d)(4)(vi)    and related pool asset documents.                                                       x

                  Loss mitigation or recovery actions (e.g., forbearance
                  plans, modifications and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as applicable) are
                  initiated, conducted and concluded in accordance with the
                  timeframes or other requirements established by the
1122(d)(4)(vii)   transaction agreements.                                                                 x

                  Records documenting collection efforts are maintained
                  during the period a mortgage loan is delinquent in
                  accordance with the transaction agreements. Such records
                  are maintained on at least a monthly basis, or such other
                  period specified in the transaction agreements, and
                  describe the entity's activities in monitoring delinquent
                  mortgage loans including, for example, phone calls,
                  letters and payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g., illness or
1122(d)(4)(viii)  unemployment).                                                                          x

                  Adjustments to interest rates or rates of return for
                  mortgage loans with variable rates are computed based on
1122(d)(4)(ix)    the related mortgage loan documents.                                                    x

                  Regarding any funds held in trust for an obligor (such as
                  escrow accounts): (A) such funds are analyzed, in
                  accordance with the obligor's mortgage loan documents, on
                  at least an annual basis, or such other period specified
                  in the transaction agreements; (B) interest on such funds
                  is paid, or credited, to obligors in accordance with
                  applicable mortgage loan documents and state laws; and (C)
                  such funds are returned to the obligor within 30 calendar
                  days of full repayment of the related mortgage loans, or
                  such other number of days specified in the transaction
1122(d)(4)(x)     agreements.                                                                             x

                  Payments made on behalf of an obligor (such as tax or
                  insurance payments) are made on or before the related
                  penalty or expiration dates, as indicated on the
                  appropriate bills or notices for such payments, provided
                  that such support has been received by the servicer at
                  least 30 calendar days prior to these dates, or such other
1122(d)(4)(xi)    number of days specified in the transaction agreements.                                 x

                  Any late payment penalties in connection with any payment
                  to be made on behalf of an obligor are paid from the
                  servicer's funds and not charged to the obligor, unless
                  the late payment was due to the obligor's error or
1122(d)(4)(xii)   omission.                                                                               x

                  Disbursements made on behalf of an obligor are posted
                  within two business days to the obligor's records
                  maintained by the servicer, or such other number of days
1122(d)(4)(xiii)  specified in the transaction agreements.                                                x

                  Delinquencies, charge-offs and uncollectible accounts are
                  recognized and recorded in accordance with the transaction
1122(d)(4)(xiv)   agreements.                                                                             x

                  Any external enhancement or other support, identified in
                  Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,
1122(d)(4)(xv)    is maintained as set forth in the transaction agreements.                               x
----------------------------------------------------------------------------   --------------------  --------------
(1) The Asserting Party monitors events of default as obligate pursuant to the transactions agreements.


                                                                         EX-33.2

                                     CHASE

    Management's Report on Assessment of Compliance with Applicable Servicing
                                    Criteria

Chase Home Finance LLC (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Appendix A hereto (such criteria, after giving effect to the exclusions identified in Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to access the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on the assessment of compliance with the Applicable Servicing Criteria for as of December 31, 2006 and for the Reporting Period as set forth in this report.

Chase Home Finance LLC

Signed: /s/ Kim Greaves                 Signed: /s/ Jim Miller
-----------------------------           ----------------------
Name:  Kim Greaves                Name:  Jim Miller
Title: Senior Vice President      Title: Senior Vice President
Date:  02/26/2007                 Date:  02/26/2007




                                   APPENDIX A

----------------------------------------------------------------------------   -------------------------   --------------
                                                                                      APPLICABLE            INAPPLICABLE
                                                                                      SERVICING              SERVICING
                            SERVICING CRITERIA                                        CRITERIA               CRITERIA
----------------------------------------------------------------------------   -------------------------   --------------

                                                                               Performed by  Performed by
   Reference                         Criteria                                   Servicer      Vendor(s)
----------------  ----------------------------------------------------------  ------------   -----------   --------------
                               General Servicing Considerations

                  Policies and procedures are instituted to monitor any
                  performance or other triggers and events of default in
1122(d)(1)(i)     accordance with the transaction agreements.                       x(1)

                  If any material servicing activities are outsourced to
                  third parties, policies and procedures are instituted to
                  monitor the third party's performance and compliance with
1122(d)(1)(ii)    such servicing activities.                                        x

                  Any requirements in the transaction agreements to maintain
1122(d)(1)(iii)   a back-up servicer for the mortgage loans are maintained.                                      x

                  A fidelity bond and errors and omissions policy is in
                  effect on the party participating in the servicing
                  function throughout the reporting period in the amount of
                  coverage required by and otherwise in accordance with the
1122(d)(1)(iv)    terms of the transaction agreements.                              x

                              Cash Collection and Administration

                  Payments on mortgage loans are deposited into the
                  appropriate custodial bank accounts and related bank
                  clearing accounts no more than two business days following receipt, or such other number of days specified in the
1122(d)(2)(i)     transaction agreements.                                           x           x(2)

                  Disbursements made via wire transfer on behalf of an
                  obligor or to an investor are made only by authorized
1122(d)(2)(ii)    personnel.                                                        x

                  Advances of funds or guarantees regarding collections,
                  cash flows or distributions, and any interest or other
                  fees charged for such advances, are made, reviewed and
1122(d)(2)(iii)   approved as specified in the transaction agreements.              x

                  The related accounts for the transaction, such as cash
                  reserve accounts or accounts established as a form of
                  overcollateralization, are separately maintained (e.g.,
                  with respect to commingling of cash) as set forth in the
1122(d)(2)(iv)    transaction agreements.                                           x

                  Each custodial account is maintained at a federally
                  insured depository institution as set forth in the
                  transaction agreements. For purposes of this criterion,
                  "federally insured depository institution" with respect to a foreign financial institution means a foreign financial
                  institution that meets the requirements of Rule
1122(d)(2)(v)     13k-1(b)(1) of the Securities Exchange Act.                       x

                  Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)    unauthorized access.                                              x

                  Reconciliations are prepared on a monthly basis for all
                  asset-backed securities related bank accounts, including
                  custodial accounts and related bank clearing accounts.
                  These reconciliations are (A) mathematically accurate; (B)
                  prepared within 30 calendar days after the bank statement
                  cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by
                  someone other than the person who prepared the
                  reconciliation; and (D) contain explanations for
                  reconciling items. These reconciling items are resolved
                  within 90 calendar days of their original identification,
                  or such other number of days specified in the transaction
1122(d)(2)(vii)   agreements.                                                       x            x(3)

                              Investor Remittances and Reporting

                  Reports to investors, including those to be filed with the
                  Commission, are maintained in accordance with the
                  transaction agreements and applicable Commission
                  requirements. Specifically, such reports (A) are prepared
                  in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information
                  calculated in accordance with the terms specified in the
                  transaction agreements; (C) are filed with the Commission
                  as required by its rules and regulations; and (D) agree
                  with investors' or the trustee's records as to the total
                  unpaid principal balance and number of mortgage loans
1122(d)(3)(i)     serviced by the Servicer.                                         x(4)

                  Amounts due to investors are allocated and remitted in
                  accordance with timeframes, distribution priority and
1122(d)(3)(ii)    other terms set forth in the transaction agreements.              x(5)

                  Disbursements made to an investor are posted within two
                  business days to the Servicer's investor records, or such
                  other number of days specified in the transaction
1122(d)(3)(iii)   agreements.                                                       x(6)

                  Amounts remitted to investors per the investor reports
                  agree with cancelled checks, or other form of payment, or
1122(d)(3)(iv)    custodial bank statements.                                        x(7)

                                   Pool Asset Administration

                  Collateral or security on mortgage loans is maintained as
                  required by the transaction agreements or related mortgage
1122(d)(4)(i)     loan documents.                                                                                x

                  Mortgage loan and related documents are safeguarded as
1122(d)(4)(ii)    required by the transaction agreements.                                                        x

                  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any
1122(d)(4)(iii)   conditions or requirements in the transaction agreements.         x

                  Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are
                  posted to the Servicer's obligor records maintained no
                  more than two business days after receipt, or such other
                  number of days specified in the transaction agreements,
                  and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)    documents.                                                        x

                  The Servicer's records regarding the mortgage loans agree
                  with the Servicer's records with respect to an obligor's
1122(d)(4)(v)     unpaid principal balance.                                         x

                  Changes with respect to the terms or status of an
                  obligor's mortgage loans (e.g., loan modifications or
                  re-agings) are made, reviewed and approved by authorized
                  personnel in accordance with the transaction agreements
1122(d)(4)(vi)    and related pool asset documents.                                 x

                  Loss mitigation or recovery actions (e.g., forbearance
                  plans, modifications and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as applicable) are
                  initiated, conducted and concluded in accordance with the
                  timeframes or other requirements established by the
1122(d)(4)(vii)   transaction agreements.                                           x

                  Records documenting collection efforts are maintained
                  during the period a mortgage loan is delinquent in
                  accordance with the transaction agreements. Such records
                  are maintained on at least a monthly basis, or such other
                  period specified in the transaction agreements, and
                  describe the entity's activities in monitoring delinquent
                  mortgage loans including, for example, phone calls,
                  letters and payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g., illness or
1122(d)(4)(viii)  unemployment).                                                    x

                  Adjustments to interest rates or rates of return for
                  mortgage loans with variable rates are computed based on
1122(d)(4)(ix)    the related mortgage loan documents.                              x

                  Regarding any funds held in trust for an obligor (such as
                  escrow accounts): (A) such funds are analyzed, in
                  accordance with the obligor's mortgage loan documents, on
                  at least an annual basis, or such other period specified
                  in the transaction agreements; (B) interest on such funds
                  is paid, or credited, to obligors in accordance with
                  applicable mortgage loan documents and state laws; and (C)
                  such funds are returned to the obligor within 30 calendar
                  days of full repayment of the related mortgage loans, or
                  such other number of days specified in the transaction
1122(d)(4)(x)     agreements.                                                       x

                  Payments made on behalf of an obligor (such as tax or
                  insurance payments) are made on or before the related
                  penalty or expiration dates, as indicated on the
                  appropriate bills or notices for such payments, provided
                  that such support has been received by the servicer at
                  least 30 calendar days prior to these dates, or such other
1122(d)(4)(xi)    number of days specified in the transaction agreements.           x           x(8)

                  Any late payment penalties in connection with any payment
                  to be made on behalf of an obligor are paid from the
                  servicer's funds and not charged to the obligor, unless
                  the late payment was due to the obligor's error or
1122(d)(4)(xii)   omission.                                                         x

                  Disbursements made on behalf of an obligor are posted
                  within two business days to the obligor's records
                  maintained by the servicer, or such other number of days
1122(d)(4)(xiii)  specified in the transaction agreements.                          x

                  Delinquencies, charge-offs and uncollectible accounts are
                  recognized and recorded in accordance with the transaction
1122(d)(4)(xiv)   agreements.                                                       x

                  Any external enhancement or other support, identified in
                  Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,
1122(d)(4)(xv)    is maintained as set forth in the transaction agreements.                                      x
----------------------------------------------------------------------------   -------------------------   --------------
(1) The Asserting Party monitors events of default as obligate pursuant to the transactions agreements.
(2) An affiliate vendor deposits funds from customer transactions to a lockbox clearing account.
(3) Two vendors prepare account reconciliations on disbursement clearing accounts.
(4) The Asserting Party provides monthly pool accounting reports to the appropriate party pursuant to the transaction agreements.
(5) The Asserting Party remits amounts to the appropriate party pursuant to the transaction agreements.
(6) Disbursements made to the appropriate party pursuant to the transaction agreements are posted within two business days to the Asserting Party's records, or such other number of days specified in the transaction agreements.
(7) The Asserting Party reconciles its records relating to disbursements made to the appropriate party pursuant to the transaction agreements.
(8) Three vendors provide information used by the Asserting Party to pay taxes and insurance on behalf of obligors.

                                                                         EX-33.3


           ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The Company has assessed compliance with the Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer

March 1, 2007

                                                                         EX-33.4

                                 JPMorgan Chase

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance with the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.

                                 JPMorgan Chase

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association



/s/ Brian Goldman
------------------
Brian Goldman, Senior Vice President

Date:  March 12, 2007

--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust 2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
               placeCityNewcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

                                                                         EX-33.5

                                 JPMorganChase

                Management's Report on Assessment of Compliance
                       with Applicable Servicing Criteria

     J.P. Morgan Trust Company, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vii),  (3)(i)-(iv), and (4)(iii)-(xv), which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, for which transactions the Asserting Party acts as Custodian, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were issued during the Reporting Period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFS 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period as set forth in this report.

J.P. Morgan Trust Company, National Association, as Custodian

/s/ Kelly A. Mathieson, Managing Director
-----------------------------------------
Date:  March 1, 2007

--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
Centex Home Equity Loan Trust 2006-A
CS Mortgage Pass-Through Series Trust 2006-CF1 Trust
GSAMP Trust 2006-HE1
GSAMP Trust 2006-HE3
GSAMP Trust 2006-HE4
GSAMP Trust 2006-HE5
GSAMP Trust 2006-S3
Home Equity Asset Trust 2006-1
Home Equity Asset Trust 2006-3
Home Equity Asset Trust 2006-4
Home Equity Asset Trust 2006-5
Home Equity Asset Trust 2006-6
Home Equity Mortgage Trust Series 2006-1
Home Equity Mortgage Series 2006-2
J.P. Morgan Mortgage Acquisition Corp. 2006-ACC1
J.P. Morgan Mortgage Acquisition Corp. 2006-CW1
J.P. Morgan Mortgage Acquisition Corp. 2006-CW2
J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
J.P. Morgan Mortgage Acquisition Corp. 2006-HE2
J.P. Morgan Mortgage Acquisition Corp. 2006-NC1
J.P. Morgan Mortgage Acquisition Corp. 2006-NC2
J.P. Morgan Mortgage Acquisition Corp. 2006-RM1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC3
J.P. Morgan Mortgage Acquisition Corp. 2006-WF1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
J.P. Morgan Mortgage Acquisition Corp. 2006-WMC2
Morgan Stanley Mortgage Loan Trust 2006-11
Morgan Stanley Mortgage Loan Trust 2006-1AR
Morgan Stanley Mortgage Loan Trust 2006-2
Morgan Stanley Mortgage Loan Trust 2006-3AR
Morgan Stanley Mortgage Loan Trust 2006-5AR
Morgan Stanley Mortgage Loan Trust 2006-6AR
Morgan Stanley Mortgage Loan Trust 2006-7R
Morgan Stanley Mortgage Loan Trust 2006-8AR
Morgan Stanley Mortgage Loan Trust 2006-9AR
Nationstar Home Equity Loan Trust 2006-B
Opteum Mortgage Acceptance Corp Trust 2006-1
Opteum Mortgage Acceptance Corp Trust 2006-2
Origen Manufactured Housing Contract Trust Collaterialized Notes/Series 2006-A

                                                                         EX-34.1

                                                PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers Center
                                                300 Madison Avenue
                                                New York, NY  10017
                                                Telephone (646)471 3000
                                                Facsimile (813)286 6000

             Report of Independent Registered Public Accounting Firm

To the Stockholder of JPMorgan Chase Bank, National Association:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period") for asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii); 1122(d)(2)(i), (ii), (iii), (iv), (v), (vi),
(vii); 1122(d)(3)(i), (ii), (iii), (iv); 1122(d)(4)(iv), (v), (vi), (vii),
(viii), (ix), (x), (xi), (xii), (xiii), (xiv), (xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
-------------------------------
February 26, 2007

                                                                         EX-34.2

                                                PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers Center
                                                300 Madison Avenue
                                                New York, NY  10017
                                                Telephone (646)471 3000
                                                Facsimile (813)266 6000


             Report of Independent Registered Public Accounting Firm

To the Stockholder of Chase Home Finance LLC:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Chase Home Finance LLC (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
-------------------------------
February 26, 2007

                                                                         EX-34.3



                        Ernst & Young LLP               Phone: (212) 772-3000
                        5 Times Square                  www.ey.com
                        New York, New York 19936-6530


            Report of Independent Registered Public Accounting Firm

Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP
---------------------
March 1, 2007

                                                                         EX-34.4

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vi), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to the management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                                                         EX-34.5



                                                PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers Center
                                                300 Madison Avenue
                                                New York, NY  10017
                                                Telephone (646)471 3000
                                                Facsimile (813)286 6000

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of J.P. Morgan Trust Company, National Association:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that J. P. Morgan Trust Company, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB for asset-backed securities transactions backed by residential mortgages and home equity loans, for which the Company acts as Custodian (the "Platform"), as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 excluding criteria 1122(d)(1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix A to the management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended September 30, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
-------------------------------
March 1, 2007

                                                                         EX-35.1
                                     CHASE

                         SERVICER COMPLIANCE STATEMENT

RE: JP Morgan Mortgage Acquisition Trust (JPMMAC) 2006-NC2: The Pooling and
       Servicing Agreement by and among U.S. Bank National Asssociation as Trustee, J.P. Morgan Trust Company, N.A. as Custodian, J.P. Morgan Acceptance Corporation I as Depositor, JPMorgan Chase Bank, National Association as Securities Administrator, J.P. Morgan Mortgage Acquisition Corp. as Seller, Pentalpha Surveillance, LLC as Trust Oversight Manager, and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, a duly authorized officer of JPMorgan Chase Bank, National Association, as servicer (the "Servicer") pursuant to the JP Morgan Mortgage Acquisition Trust (JPMMAC) 2006-NC2 (the "Agreement"), does hereby certify that:

        (1) A review of the activities of the Servicer during the calendar year ending December 31, 2006 and of the performance of the Servicer under the Agreement has been made under my supervision; and

        (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Date:  02/28/2007

                                JPMorgan Chase Bank,
                                National Association,
                                as Servicer

                                By:  /s/ David Lowman
                                    -----------------
                                Name:David Lowman
                                Title: Executive Vice President

                                                                         EX-35.2

                                     CHASE
                         SUBSERVICER COMPLIANCE STATEMENT

RE: JP Morgan Mortgage Acquisition Trust (JPMMAC) 2006-NC2: The Pooling and Servicing Agreement by and among U.S. Bank National Asssociation as Trustee, J.P. Morgan Trust Company, N.A. as Custodian, J.P. Morgan Acceptance Corporation I as Depositor, JPMorgan Chase Bank, National Association as Securities Administrator, J.P. Morgan Mortgage Acquisition Corp. as Seller, Pentalpha Surveillance, LLC as Trust Oversight Manager, and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, a duly authorized officer of Chase Home Finance LLC ("CHF"), do hereby certify that:

        (1) CHF is a Subservicer under the Agreement

        (2) A review of the activities of CHF during the calendar year ending December 31, 2006 and of the performance of CHF under the Agreement has been made under our supervision; and

        (3) To the best of my knowledge, based on such review, CHF has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Capitalized terms used but not defined herein shall have the meanings assigned in the Agreement.

Date:  02/28/2007

                                Chase Home Finance LLC
                                as Subservicer

                                By:    /s/ Kim Greaves
                                       ----------------------
                                Name:  Kim Greaves
                                Title: Senior Vice President
                                       Servicing Manager


                                By:    /s/ Jim Miller
                                       ----------------------
                                Name:  Jim Miller
                                Title: Senior Vice President
                                       Default Servicing Manager