Form 10-K/A
JPMAC 2006-NC2
filed 2007-11-13
CIK 1371684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-K/A


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

(Issuing Entity)

J.P. Morgan Acceptance Corporation I

(Exact name of Depositor as specified in its charter)

J.P. Morgan Mortgage Acquisition Corp.

(Exact name of Sponsor as specified in its charter)

Delaware	13-3475488
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

270 Park Avenue New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 834-3850

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


The significance percentage of the interest rate swap is less than 10%.


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


        (c) As set forth in Exhibit 33.4 to this Form 10-K/A, JPMorgan Chase Bank, National

Association, in its capacity as the Securities Administrator for the Issuing Entity, disclosed the following information at the platform level with respect to its material instances of noncompliance with Items 1122(d) of Regulation AB and its action to remediate such noncompliance:

“Material Instances of Noncompliance

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

Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.”

JPMorgan has notified the Depositor that the testing of Item 1122(d)(3)(i) and

(ii) by PricewaterhouseCoopers LLP was performed on investor reports related to selected transactions which did not include investor reports related to the J.P. Morgan Mortgage Acquisition Trust 2006-NC2 transaction. JPMorgan did not uncover any errors or omissions relating to the J.P. Morgan Mortgage Acquisition Trust 2006-NC2 transaction in their examination of their platform.


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


J.P. Morgan Mortgage Acquisition Trust 2006-NC2

By:   J.P. Morgan Acceptance Corporation I, as Depositor

By:    /s/ Brian Bernard

Name:   Brian Bernard*

Title:   President

Date:   March 30, 2007

* Brian Bernard is the senior officer in charge of securitization of J.P. Morgan Acceptance Corporation I


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

33.4   Management's Assertion of Compliance with Regulation AB CriteriaJPMorgan Chase Bank, N.A.

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